Form 10-Q
period 1995-06-30
DIMENSIONAL MEDICINE INC
filed 1995-08-10
CIK 723799

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER PERIOD ENDED JUNE 30, 1995, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ______________  TO  ______________.

COMMISSION FILE NUMBER 0-13873

                           DIMENSIONAL MEDICINE, INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                 41-1431387
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

       10901 Bren Road East
       Minnetonka, Minnesota                       55343
(Address of principal executive offices)          (Zip Code)

                                 (612) 938-8280
              (Registrant's telephone number, including area code)


                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes _X_   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.15 Par Value--32,533,460 shares as of August 10, 1994


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DIMENSIONAL MEDICINE, INC.
BALANCE SHEET (unaudited)
                                                           June 30,        March 31,
                                                             1995            1995
ASSETS                                                          (In thousands)
CURRENT ASSETS
  Cash and cash equivalents                             $     25,711    $     71,215
  Accounts receivable                                      1,416,511       1,651,853
  Lease receivables                                          113,724         111,960
  Tax benefit receivable                                      68,875         172,044
  Inventories                                                257,118         186,720
  Other current assets                                        47,939         119,126
       TOTAL CURRENT ASSETS                                1,929,878       2,312,918
Software                                                     462,881         470,893
Long-term lease receivables                                  260,106         284,876
Property, plant and equipment                              2,368,921       2,335,358
Less:  Accumulated depreciation and amortization          (2,086,435)     (2,060,015)
                                                             282,486         275,343
TOTAL ASSETS                                            $  2,935,351    $  3,344,030

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable to bank                                  $    500,000    $    500,000
  Accounts payable                                           406,806         433,757
  Accrued expenses                                           518,619         573,970
  Accounts payable due to National Computer                   72,665          78,785
   Systems, Inc.
  Deferred revenues                                          106,850         164,269
  Customer deposits                                           16,205          59,715
  Current portion-note payable to National
   Computer Systems, Inc.                                    701,831         200,000
  Current portion of other note payable                       98,182          96,173

       TOTAL CURRENT LIABILITIES                           2,421,158       2,106,669
Notes Payable to National Computer Systems, Inc.                --           655,000
Income tax payable to National Computer Systems, Inc.         60,670          68,875
Other note payable                                           232,579         257,891
Capital lease obligations                                     12,045           2,287
Long-term rental abatement                                     8,891          35,561
STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, issued and outstanding
   32,533,460 shares                                       4,880,019       4,880,019
  Additional paid-in capital                               8,633,407       8,633,407
  Retained-earnings deficit (deduction)                  (13,313,418)    (13,295,679)
       TOTAL STOCKHOLDERS' EQUITY                            200,008         217,747
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  2,935,351    $  3,344,030


See Notes to Financial Statements (unaudited).


DIMENSIONAL MEDICINE, INC.

STATEMENT OF OPERATIONS (Unaudited)


                                                    Three Months Ended
                                                         June 30,
                                                   1995            1994
REVENUES
  Net sales                                  $    607,439    $    730,735
  Customer maintenance and support                559,558         625,961
                                                1,166,997       1,356,696

COSTS AND EXPENSES
  Cost of products sold                           239,597         216,200
  Cost of maintenance and support provided        125,866         243,116
  Customer support costs                          236,368         228,643
  Research, development and engineering           274,778         268,802
  Selling, general and administrative             291,395         282,238
                                                1,168,004       1,238,999

OPERATING INCOME (LOSS)                            (1,007)        117,697

OTHER INCOME (EXPENSE)
  Interest and other income (expense)               9,698          11,251
  Interest expense                                (32,135)        (24,442)
                                                  (22,437)        (13,191)

INCOME (LOSS) BEFORE INCOME TAXES                 (23,444)        104,506

Income tax provision (benefit)                     (5,705)         40,235
NET INCOME (LOSS)                            $    (17,739)   $     64,271

NET INCOME (LOSS) PER SHARE                  $      (.001)   $       .002

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD                 32,553,460      32,553,460


See Notes to Financial Statements (unaudited).



DIMENSIONAL MEDICINE, INC.

STATEMENT OF CASH FLOWS (Unaudited)
                                                           Three Months Ended
                                                                June 30,
                                                            1995         1994
OPERATING ACTIVITIES
  Net income (loss)                                      $ (17,739)   $  64,271
  Adjustments to reconcile to net cash provided by
       (used in) operating activities:
    Depreciation and amortization                           71,924       67,030
    Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable       361,517       87,000
          (Increase) decrease in inventories and other
              current assets                                   789      (37,151)
          Increase (decrease) in accounts payable and
              accrued expenses                            (100,226)    (146,381)
          Other                                           (127,599)     371,777
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   188,666      406,546

INVESTING ACTIVITIES
  Purchases of property, plant, and equipment              (16,255)     (42,243)
  Capitalization of software development costs             (37,492)     (44,377)
          NET CASH USED IN INVESTING ACTIVITIES            (53,747)     (86,620)

FINANCING ACTIVITIES
  Net bank line of credit borrowings                          --       (279,000)
  Principal payments on notes payable and capital
    lease obligations                                     (180,423)     (16,693)
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES                                    (180,423)    (295,693)
INCREASE (DECREASE) IN CASH                                (45,504)      24,233
CASH AT BEGINNING OF PERIOD                                 71,215       39,623
CASH AT END OF PERIOD                                    $  25,711    $  63,856


See Notes to Financial Statements (unaudited).


DIMENSIONAL MEDICINE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)



NOTE A - The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending March 31, 1996. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10K for the year ended March 31, 1995.




Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Revenues

The Company reported net sales of $607,439 for the quarter ended June 30, 1995, vs. $730,735 for the same quarter of the prior fiscal year. The decline came primarily in the area of hardware sales.

Customer maintenance and support also decreased (10.6%) in the first quarter when compared to the first quarter of fiscal 1995. The bulk of the change resulted from continuing declines in revenues related to a contract with the U.S. Government under which the Company provided maintenance and support services to various military hospitals. Although the contract expired on September 30, 1994, three hospitals contracted directly with the Company for continued services. These contracts will be phasing out through March 31, 1996.


Costs and Expenses

The cost of products sold increased $23,397 in the three-month period ended June 30, 1995, vs. the prior year. This reflected, in part, increased amortization of software and inventory. Third-party software also represented a larger percentage of costs in the quarter. The result was a 10.8% decline in gross margin from quarter to quarter.

The cost of maintenance and support (direct costs of support incurred with third-party vendors) declined by $117,250 (48.2%) in the first quarter. This decline is consistent with the reduced revenues associated with the U.S. Government contract referenced above. The costs related to Maxifile hardware maintenance also declined, reflecting the continuing replacement of outdated hardware at customer sites with new hardware that is less expensive to maintain. The result was an increase in direct margin on customer maintenance and support revenues of $50,847.

The combined total of all other operating expenses (customer support costs; research, development and engineering; selling, general and administrative) increased nominally from $779,683 in the three-month period ended June 30, 1994, to $802,541 in the same period ended June 30, 1995. There were no single significant expense categories contributing to the increase.

Interest expense for the quarter was up $7,693 (31.5%), reflecting increased line of credit borrowings as well as a higher comparative interest rate.

Liquidity and Capital Resources

The Company reported a working capital deficit of $491,280 at June 30, 1995, vs. working capital of $206,653 at March 31, 1995. The decline resulted from the reclassification of the long-term portion of the note payable to National Computer Systems ($501,831) to current liabilities. The unpaid principal amount of the note is payable in a lump sum on April 30, 1996. The Company relies on cash flow from operations and a $500,000 bank line of credit to fund its operating cash needs. Management of cash and control of costs continue to be top priorities.

The Company remains dependent on the continuing financial support of NCS, who currently guarantees the Company's borrowings under its line of credit with a bank and other long-term borrowings. Funds generated from operations and funds available from the Company's line of credit facility are expected to be adequate to meet current cash requirements. The company and NCS continue to seek strategic alliances with corporate partners to enhance cash flow and/or sources of additional capital.

The Company does not have any material commitments for the acquisition of long-term assets. The impact of inflation on the company is not significant.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of matters to a vote of Security Holders

Not Applicable

Item 5. Other information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein: None

The Company did not file any reports on Form 8-K during the three months ended June 30, 1994.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Dimensional Medicine, Inc.
                                            (Registrant)


Date  August 10, 1995              /s/  David H. Littlefield
                                   David H. Littlefield, President and CEO


Date  August 10, 1995              /s/  Mark D. Holman
                                   Mark D. Holman, Chief Financial Officer