Form 10-Q
period 1995-09-30
DIMENSIONAL MEDICINE INC
filed 1995-11-13
CIK 723799

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER PERIOD ENDED SEPTEMBER 30, 1995, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ______________ TO  ______________ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.15 Par Value--32,533,460 shares as of November 10, 1995


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
DIMENSIONAL MEDICINE, INC.
BALANCE SHEET (unaudited)

                                                                Sept. 30,       March 31,
                                                                   1995           1995
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                $     46,017    $     71,215
     Accounts receivable                                         1,475,625       1,651,853
     Lease receivables                                             115,524         111,960
     Tax benefit receivable                                         26,972         103,169
     Inventories                                                   122,103         186,720
     Other current assets                                          108,947         119,126
          TOTAL CURRENT ASSETS                                   1,895,188       2,244,043
Software                                                           457,561         470,893
Long-term lease receivables                                        234,894         284,876
Property, plant and equipment                                    2,369,432       2,335,358
Less:  Accumulated depreciation and amortization                 2,113,027      (2,060,015)
                                                                   256,405         275,343
TOTAL ASSETS                                                  $  2,844,048    $  3,275,155

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable to bank                                     $    500,000    $    500,000
     Accounts payable                                              379,559         433,757
     Accrued expenses                                              592,323         573,970
     Accounts payable due to National Computer
      Systems, Inc.                                                 87,590          78,785
     Deferred revenues                                             134,367         164,269
     Customer deposits                                               7,800          59,715
     Current portion -- note payable to National
      Computer Systems, Inc.                                       651,831         200,000
     Current portion of other note payable                         100,233          96,173
          TOTAL CURRENT LIABILITIES                              2,453,703       2,106,669
Note Payable to National Computer Systems, Inc.                    655,000
Other note payable                                                 206,739         257,891
Capital lease obligations                                            9,702           2,287
Long-term rental abatement                                          35,561
STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock, issued and outstanding 32,533,460 shares      4,880,019       4,880,019
     Additional paid-in capital                                  8,633,407       8,633,407
     Retained-earnings deficit (deduction)                     (13,339,522)    (13,295,679)
          TOTAL STOCKHOLDERS' EQUITY                               173,904         217,747
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,844,048    $  3,275,155


     See Notes to Financial Statements (unaudited).



DIMENSIONAL MEDICINE, INC.
STATEMENT OF OPERATIONS (Unaudited)

                                                     Three Months Ended                  Six Months Ended
                                                      September 30,                        September 30,

                                                      1995           1994            1995            1994

REVENUES
     Net sales                                  $    790,358    $  1,091,001    $  1,397,797    $  1,821,736
     Customer maintenance and support                542,441         566,031       1,101,999       1,191,992
                                                   1,332,799       1,657,032       2,499,796       3,013,728
COSTS AND EXPENSES
     Cost of products sold                           356,693         623,916         596,290         840,116
     Cost of maintenance and support provided        124,150         226,741         250,016         469,857
     Customer support costs                          239,815         261,090         476,183         489,733
     Research, development and engineering           243,337         256,234         518,115         525,036
     Selling, general and administrative             388,928         275,608         680,323         557,846
                                                   1,352,923       1,643,589       2,520,927       2,882,588

OPERATING INCOME (LOSS)                              (20,124)         13,443         (21,131)        131,140

OTHER INCOME (EXPENSE)
     Interest and other income (expense)               5,375          89,297          15,073         100,548
     Interest expense                                (29,255)        (41,531)        (61,390)        (65,973)
                                                     (23,880)         47,766         (46,317)         34,575

INCOME (LOSS) BEFORE INCOME TAXES                    (44,004)         61,209         (67,448)        165,715

Income tax provision (benefit)                       (17,900)         23,566         (23,605)         63,801

NET INCOME (LOSS)                               $    (26,104)   $     37,643    $    (43,843)   $    101,914

NET INCOME (LOSS) PER SHARE                     $      (.001)   $       .001    $      (.001)   $       .003

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD                    32,553,460      32,553,460      32,553,460      32,553,460



See Notes to Financial Statements (unaudited).



DIMENSIONAL MEDICINE, INC.
STATEMENT OF CASH FLOWS (Unaudited)

                                                                              Six Months Ended
                                                                                September 30

                                                                             1995         1994
OPERATING ACTIVITIES
     Net income (loss)                                                   $  (43,843)   $  101,914
     Adjustments to reconcile to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                        144,020       135,263
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                        367,718       (21,269)
          (Increase) decrease in inventories and
             other current assets
                                                                             74,796      (154,192)
          Increase (decrease) in accounts payable and
            accrued expenses                                               (217,053)      267,338
     NET CASH (USED IN) PROVIDED BY OPERATING
            ACTIVITIES                                                      325,638       329,054
INVESTING ACTIVITIES
     Purchases of property, plant, and equipment                            (16,766)      (74,071)
     Capitalization of software development costs                           (77,676)      (95,626)
          NET CASH USED IN INVESTING ACTIVITIES                             (94,442)     (169,697)
FINANCING ACTIVITIES
     Net bank line of credit borrowings                                        --          16,000
     Principal payments on notes payable and capital lease obligations
                                                                           (256,394)     (189,316)
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES                                                     (256,394)     (173,316)
INCREASE (DECREASE) IN CASH                                                 (25,198)      (13,959)
CASH AT BEGINNING OF PERIOD                                                  71,215        39,623
CASH AT END OF PERIOD                                                    $   46,017    $   25,664



     See Notes to Financial Statements (unaudited).




DIMENSIONAL MEDICINE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)



NOTE A - The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending March 31, 1996. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10K for the year ended March 31, 1995.


NOTE B - Reclassification of some financial statement items has been made to conform with fiscal 1995 presentation formats.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Revenues

The Company reported net sales of $790,358 for the quarter ended September 30, 1995 vs. $1,091,001 for the same quarter of the prior year. The decline of $300,643 resulted from lower revenues in the area of hardware upgrades and Maxiview systems, offset partially by increased Maxifile software revenues.

For the six-month period ended September 30, 1995, net sales decreased 18.9%, also reflecting reduced hardware upgrade and Maxiview system revenue as described in the preceding paragraph.

Customer maintenance and support revenues declined slightly (4.0%) in the three-month period ended September 30, 1995 when compared to the same quarter of the prior year. The decrease was the net effect of the combination of lower maintenance, support and lease revenues resulting from the cancellation of a contract with the U.S. Government, and higher Maxifile support revenues.

On a year-to-date basis, customer maintenance and support revenues were $1,101,999 compared to $1,191,992 in the first half of the prior fiscal year. The year-to-date reduction also occurred as a result of the factors cited in the foregoing paragraph.

Costs and Expenses

Costs of products sold declined on a comparative quarter basis, reflecting the decline in hardware upgrade and Maxiview system revenue. The gross margin on net sales increased from 42.8% to 54.9% reflecting the increased Maxifile software revenue component, which has nominal direct costs associated with it.

For the six months ended September 30, 1995, the Company reported a reduction in cost of products sold of $243,826 (40.9%) Decreased hardware upgrade and Maxiview system revenue resulted in correspondingly lower costs. The gross margin on net sales improved to 57.3% in the current fiscal year from 53.9% in the prior year.

The cost of maintenance and support (direct costs of support incurred with third-party vendors) decreased by $102,591 in the second quarter of fiscal 1996 vs. the second quarter of the prior year. The majority of the decline resulted from reduced hardware maintenance cost. As the cost of hardware declines, there is a corresponding trend towards lower costs of maintenance and the use of extended warranty periods provided by the manufacturer. The direct margin on customer maintenance and support revenues increased from 59.9% to 77.1% on a quarter-to-quarter basis.

The cost of maintenance and support also declined in the six-month period ended September 30, 1995 when compared to the same period in 1994. Declining third party maintenance costs ( related to lower hardware prices) and cost reductions were responsible for the decrease. Direct margin for this period improved by 3.4%

Other operating expenses increased on both a year-to-date and a comparative quarter basis ($102,006 and $79,148 respectively). The majority of the increase came as the result of a one-time charge for termination costs in the second quarter.

The Company recognized other income of $15,073 in the six-month period ended September 30, 1995 vs. $100,548 in the same period of the prior year. Prior year results included the impact of the sale of a Company trademark that was not repeated in the current fiscal year.

Interest expense declined in the six and three-month periods ended September 30, 1995 when compared to the same periods of the prior year. Reduced debt levels were responsible for the decrease.

Liquidity and Capital Resources

The Company's working capital deficit at September 30, 1995 totaled $558,515, down from a balance of $206,653 at March 31, 1995. The decline resulted from the reclassification of the long-term portion of the note payable to National Computer Systems ($451,831) to current liabilities. The unpaid principal amount of the note is payable in a lump sum on April 30, 1996. The Company relies on cash flow from operations and a $500,000 bank line of credit to fund its operating cash needs. Management of cash and control of costs continue to be top priorities.

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

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of matters to a vote of Security Holders

Not Applicable

Item 5. Other information

The Company announced the resignation of David H. Littlefield, its President, Chief Executive Officer, and member of the Board of Directors, effective October, 1, 1995.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

    Exhibit 27 - Financial Data Schedule (for SEC use only)

The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Dimensional Medicine, Inc.
                                          (Registrant)

Date  November 10, 1995                  /s/  John P. Paumen
                                         John P. Paumen, President and CEO

Date  November 10, 1995                  /s/  Mark D. Holman
                                         Mark D. Holman, Chief Financial Officer