Form 10-Q
period 1995-12-31
DIMENSIONAL MEDICINE INC
filed 1996-02-01
CIK 723799

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER PERIOD ENDED December 31, 1995, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-13873

                           DIMENSIONAL MEDICINE, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                       41-1431387
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)



         10901 Bren Road East                                 55343
         Minnetonka, Minnesota                              (Zip Code)
(Address of principal executive offices)




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

Common Stock, $.15 Par Value--32,533,460 shares as of January 29, 1996




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


DIMENSIONAL MEDICINE, INC.

BALANCE SHEET (unaudited)

                                                                 Dec. 31,         March 31,
                                                                   1995             1995
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                 $      7,729    $     71,215
     Accounts receivable                                          1,413,008       1,651,853
     Lease receivables                                              117,359         111,960
     Tax benefit receivable                                          81,660         103,169
     Inventories                                                    187,882         186,720
     Other current assets                                            52,091         119,126
                                                               ------------    ------------
          TOTAL CURRENT ASSETS                                    1,859,729       2,244,043
Software                                                            458,313         470,893
Long-term lease receivables                                         209,323         284,876
Property, plant and equipment                                     2,385,072       2,335,358
Less:  Accumulated depreciation and amortization                 (2,142,033)     (2,060,015)
                                                               ------------    ------------
                                                                    243,039         275,343
                                                               ------------    ------------
TOTAL ASSETS                                                   $  2,770,404    $  3,275,155
                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable to bank                                      $    500,000    $    500,000
     Accounts payable                                               514,056         433,757
     Accrued expenses                                               485,128         573,970
     Accounts payable due to National Computer Systems, Inc.         84,418          78,785
     Deferred revenues                                              128,077         164,269
     Customer deposits                                                7,800          59,715
     Current portion--note payable to National Computer
     Systems, Inc.                                                  601,831         200,000
     Current portion of other note payable                          102,328          96,173
                                                               ------------    ------------
          TOTAL CURRENT LIABILITIES                               2,423,638       2,106,669
Note Payable to National Computer Systems, Inc.                                     655,000
Other note payable                                                  180,358         257,891
Capital lease obligations                                            13,052           2,287
Long-term rental abatement                                             --            35,561
STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock, issued and outstanding 32,533,460 shares       4,880,019       4,880,019
     Additional paid-in capital                                   8,633,407       8,633,407
     Retained-earnings deficit (deduction)                      (13,360,070)    (13,295,679)
                                                               ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                                153,356         217,747
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  2,770,404    $  3,275,155
                                                               ============    ============


See Notes to Financial Statements (unaudited).




DIMENSIONAL MEDICINE, INC.

STATEMENT OF OPERATIONS (Unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                         December 31,                    December 31,
                                                        --------------                  -------------
                                                     1995             1994           1995             1994
                                                    ------           ------         ------           -----
REVENUES
     Net sales                                   $    671,620    $    714,683    $  2,069,417    $  2,536,419
     Customer maintenance and support                 518,248         639,617       1,620,247       1,831,609
                                                 ------------    ------------    ------------    ------------
                                                    1,189,868       1,354,300       3,689,664       4,368,028
COSTS AND EXPENSES
     Cost of products sold                            387,954         252,949         984,244       1,093,065
     Cost of maintenance and support provided         128,814         184,194         378,830         654,051
     Customer support costs                           214,990         240,963         691,173         730,696
     Research, development and engineering            227,244         256,830         745,359         781,866
     Selling, general and administrative              282,597         375,570         962,916         933,416
                                                 ------------    ------------    ------------    ------------
                                                    1,241,599       1,310,506       3,762,522       4,193,094
                                                 ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS)                               (51,731)         43,794         (72,858)        174,934

OTHER INCOME (EXPENSE)
     Interest and other income (expense)                4,920            (389)         19,993         100,159
     Interest expense                                 (28,430)        (32,328)        (89,820)        (98,301)
                                                 ------------    ------------    ------------    ------------
                                                      (23,510)        (32,717)        (69,827)          1,858
                                                 ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (75,241)         11,077        (142,685)        176,792
Income tax provision (benefit)                        (54,689)          4,264         (78,294)         68,065
                                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                $    (20,552)   $      6,813    $    (64,391)   $    108,727
                                                 ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE                      $      (.001)   $       --      $      (.002)   $       .003
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD                     32,553,460      32,553,460      32,553,460      32,553,460
                                                 ============    ============    ============    ============


See Notes to Financial Statements (unaudited)



DIMENSIONAL MEDICINE, INC.

STATEMENT OF CASH FLOWS (Unaudited)



                                                                    Nine Months Ended
                                                                       December 31
                                                                      ------------
                                                                    1995        1994
                                                                   ------       -----
OPERATING ACTIVITIES
     Net income (loss)                                           $ (64,391)   $ 108,727
     Adjustments to reconcile to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                               218,530      202,803
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable               399,383      229,307
          (Increase) decrease in inventories and other current
          assets                                                    65,873     (102,057)
          Increase (decrease) in accounts payable and
            accrued expenses                                      (206,970)     169,228
                                                                 ---------    ---------
          NET CASH (USED IN) PROVIDED BY OPERATING
                 ACTIVITIES                                        412,425      608,008
INVESTING ACTIVITIES
     Purchases of property, plant, and equipment                   (16,766)    (142,649)
     Capitalization of software development costs                 (123,932)    (141,078)
                                                                 ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES                   (140,698)    (283,727)
FINANCING ACTIVITIES
     Net bank line of credit borrowings                               --        (34,000)
     Principal payments on notes payable and capital lease
     obligations                                                  (335,213)    (265,493)
                                                                 ---------    ---------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES                                            (335,213)    (299,493)
                                                                 ---------    ---------
INCREASE (DECREASE) IN CASH                                        (63,486)      24,788
CASH AT BEGINNING OF PERIOD                                         71,215       39,623
                                                                 ---------    ---------
CASH AT END OF PERIOD                                            $   7,729    $  64,411
                                                                 =========    =========


See Notes to Financial Statements (unaudited).




DIMENSIONAL MEDICINE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE A - The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending March 31, 1996. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10K for the year ended March 31, 1995.


NOTE B - Reclassification of some financial statement items has been made to conform with fiscal 1995 presentation formats.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Revenues

The Company reported net sales of $671,620 for the three month period ended December 31, 1995, a decrease of 43,063 (6.0%) from the same period of the prior year. While Maxifile hardware revenues increased, Maxifile software and Maxiview system sales were down, resulting in a net decline.

For the nine-month period ended December 31, 1995, net sales also declined (18.4%), when compared to the nine-month period ended December 31, 1994. Maxifile upgrade and Maxiview system revenues, which were particularly strong in 1994, were down in 1995 and were the primary contributors to the decrease in net sales during the period.

Customer maintenance and support revenues declined ($121,369) in the third quarter of fiscal 1996 vs. the third quarter of the previous fiscal year. Decreased lease, software support, and hardware maintenance revenues resulting from the termination of a U. S. Government contract in September, 1994, were the single largest reason for reduced revenues in this category.

The Company also reported a 11.5% decrease in customer maintenance and support revenues on a year-to-date basis when compared to the prior year. Maxifile software maintenance and support revenues showed a modest increase in the period but were offset by U. S. Government contract revenues that declined for the reasons set forth in the preceding paragraph.

Costs and Expenses

The cost of products sold was up $135,005 on a comparative quarter basis, driven primarily by increased Maxifile hardware revenues. The direct margin on net sales, however, declined by 22.4% in the quarter, chiefly as a result of decreased higher margin Maxifile software and custom programming revenues in the quarter which have nominal associated direct costs.

In the nine-month period ended December 31, 1995, cost of products sold were down 11.1% from the same period of the prior year. Decreased Maxifile hardware upgrade revenues were responsible for the majority of the decrease. Overall, the direct margin on net sales declined modestly from 56.9% to 52.4% between periods.

The cost of maintenance and support (direct costs of support and hardware maintenance incurred with third-party vendors) was down in the three-month period ended December 31, 1995 when compared to the quarter ended December 31, 1994. Maxifile support and maintenance costs declined, reflecting the trend toward lower hardware maintenance costs. The cost of supporting the U. S. Government sites was down due to reduced revenues in this area as well as cost reduction measures implemented by the Company. The impact of these factors resulted in an increase in the direct margin from period to period of 3.9%.

The cost of maintenance and support was also down on a year-to-date basis when compared to the prior year, for the reasons cited in the preceding paragraph. The direct margin increased 12.3% over the prior year period.

Other operating expenses declined on both a year-to-date and comparative quarter basis ($46,530 and $148,532 respectively). The decreased operating expenses come as a result of reduced headcount and a continuing emphasis on cost control. The Company incurred termination costs in the nine-month period ended December 31, 1995 that were offset by available reserves.

The Company recognized other income of $19,993 in the nine-month period ended December 31, 1995 vs. $100,159 in the same period of the prior year. Prior year results included the impact of the sale of a Company tradename that was not repeated in the current fiscal year.

Interest expense declined in the three and nine-month periods ended December 31, 1995 when compared to the same periods of the prior year. Reduced debt levels were responsible for the decrease.

Liquidity and Capital Resources

The Company's working capital deficit at December 31, 1995 totaled $563,909, down from a balance of $206,653 at March 31, 1995. The decline resulted primarily from the reclassification of the long-term portion of the note payable to National Computer Systems (NCS) to current liabilities. The unpaid principal amount of the note is payable in a lump sum on April 30, 1996. The Company relies on cash flow from operations and a $500,000 bank line of credit to fund its operating cash needs. Management of cash and control of costs continue to be top priorities.

The Company remains dependent on the continuing financial support of NCS, who currently guarantees the Company's borrowings under its line of credit with a bank and other long-term borrowings. Funds generated from operations and funds available from the Company's line of credit facility are expected to be adequate to meet current cash requirements. Since NCS acquired its 85% share of the Company in December 1993, the Company and NCS have been seeking a strategic partner for the Company to secure access to additional financing, provide a path for ongoing product development, and ensure continued viability of the business. In December 1995, the Company announced the signing of a letter of intent with Dynamic Healthcare Technologies (Dynamic), whereby Dynamic will acquire 100% of the stock of the Company. It is expected that the transaction will close in early fiscal 1997.

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

On December 8, 1995, the Company announced the execution of a letter of intent with Dynamic Healthcare Technologies (Dynamic), whereby Dynamic has agreed to purchase 100% of the common stock of the Company, subject to the negotiation and execution of a definitive agreement, approval of the Boards of Directors of the Company and Dynamic, and approval of the shareholders of DMI. In accordance with the general terms of the letter, Dynamic has agreed to purchase 27,653,441 shares owned by National Computer Systems (NCS), the Company's 85% shareholder, for $355,000 or $.013 per share. In addition, Dynamic has agreed to retire the existing indebtedness of the Company held by NCS. Dynamic also agreed to acquire the remaining 4,880,019 outstanding shares at a price of $.040 per share.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:  None

The Company did not file any reports on Form 8-K during the three months ended December 31, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Dimensional Medicine, Inc.
                                              (Registrant)


Date  January 29, 1996                   /s/ John P. Paumen
     ------------------                  --------------------
                                         John P. Paumen, President and CEO




Date  January 29, 1996                   /s/  Mark D. Holman
     ------------------                  ---------------------
                                         Mark D. Holman, Chief Financial Officer